Form 10-Q
period 1996-03-31
SUPERCUTS INC /DE
filed 1996-05-15
CIK 822553

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                    FORM 10-Q

(Mark One)

     X         Quarterly Report Pursuant to Section 13 or 15(d) of the
   -------     Securities Exchange Act of 1934

               For the Quarter ended March 31, 1996

                                       or

   ------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ________________ to ___________

                             Commission file number    0-19533   .
                                                      ---------

                         SUPERCUTS, INC.
_____________________________________________________________
   (Exact name of registrant as specified in its charter)

     Delaware                                     68-0141288
_______________________                __________________________________

(State of incorporation)                (I.R.S. Employer Identification No.)

     550 California Street, San Francisco, California              94104
_____________________________________________________            _________
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:              (415) 693-4700
                                                         ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X       No
                             ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at May 8, 1996
___________________________             ____________________________
Common Stock $.01 par value                  11,189,673 shares
                                        ____________________________

                   SUPERCUTS, INC. AND SUBSIDIARIES


                               PART I

                         FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

          Consolidated Balance Sheets                            3

          Consolidated Statements of Income                      5

          Consolidated Statements of Cash Flows                  6

          Notes to Unaudited Consolidated Financial Statements   7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS       11



                                     PART II

                                OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS                                  15

ITEM 2.     CHANGES IN SECURITIES                              15

ITEM 3.     NOT APPLICABLE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                   16

ITEM 5.     NOT APPLICABLE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          Index to Exhibits                                    18

          Report on Form 8-K                                   18

                        PART I - FINANCIAL INFORMATION

                       SUPERCUTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                  ASSETS

                                                                   March 31,          December 31,
                                                                     1996                1995
                                                                   ----------         -----------
                                                                   (Unaudited)         (Audited)
CURRENT ASSETS
   Cash and short-term investments                             $        6,634     $       2,054
   Accounts receivable, net of allowance for doubtful
     accounts of $52 and $47, respectively                              3,258             3,255
   Prepaid expenses and other assets                                    1,794             2,059
   Deferred tax assets                                                  6,403             6,600
   Income taxes receivable                                              2,172             2,493
   Inventories                                                          1,808             1,885
                                                                -------------      ------------
          TOTAL CURRENT ASSETS                                         22,069            18,346

NON-CURRENT RECEIVABLES                                                15,917            13,917

PROPERTY AND EQUIPMENT, NET                                            28,347            28,891

OTHER ASSETS
   Intangible assets, net                                              35,099            35,600
   Deferred charges and other assets                                      785               612
                                                               --------------     -------------
          TOTAL OTHER ASSETS                                           35,884            36,212
                                                               --------------     -------------
               TOTAL ASSETS                                    $      102,217     $      97,366
                                                               --------------     -------------
                                                               --------------     -------------

See accompanying notes to the unaudited consolidated financial statements.

                       SUPERCUTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,             December 31,
                                                                     1996                    1995
                                                                --------------          -------------
                                                                  (Unaudited)             (Audited)
CURRENT LIABILITIES
   Accounts payable                                             $        4,634          $       7,380
   Accrued liabilities                                                   7,231                  6,408
   Deferred franchise fees and other liabilities                         1,559                  1,489
   Current portion of revolving line of credit                          26,800                     --
   Current portion of other debt                                         1,066                    371
   Restructuring liabilities                                            11,086                 11,965
                                                                --------------          -------------
            TOTAL CURRENT LIABILITIES                                   52,376                 27,613

LONG-TERM LIABILITIES
   Revolving line of credit                                                 --                 25,300
   Other secured debt                                                    4,237                     --
   Deferred income taxes                                                 3,526                  3,408
   Other                                                                 2,187                  2,479
                                                                --------------         --------------
          TOTAL LONG-TERM LIABILITIES                                    9,950                 31,187
                                                                --------------         --------------
               TOTAL LIABILITIES                                        62,326                 58,800

STOCKHOLDERS' EQUITY
   Common stock $0.01 par value - 30,000,000
     shares authorized;  11,996,513 and 11,982,385
     issued at March 31, 1996 and December 31, 1995,
     respectively                                                          120                    120
   Additional paid-in capital                                           30,000                 29,889
   Retained earnings                                                    14,412                 13,198
   Less 806,840 shares at March 31, 1996 and
      December 31, 1995 in treasury at cost                             (4,641)                (4,641)
                                                                --------------         --------------
          TOTAL STOCKHOLDERS' EQUITY                                    39,891                 38,566
                                                                --------------         --------------
                TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                           $      102,217          $      97,366
                                                                --------------         --------------
                                                                --------------         --------------

See accompanying notes to the unaudited consolidated financial statements.

                       SUPERCUTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended March 31, 1996 and 1995
                    (In thousands, except per share data)
                                  (Unaudited)

                                                              For the three months ended March 31,
                                                             --------------------------------------
                                                                     1996                    1995
                                                              ---------------        --------------
REVENUES
   Company-owned store sales                                  $        19,392         $      17,632
   Franchised and managed store revenues                                6,330                 5,891
                                                               --------------         -------------
          TOTAL REVENUES                                               25,722                23,523

COSTS AND EXPENSES
   Company-owned store expenses
      Salaries and benefits                                            10,015                 9,681
      Other store expenses                                              6,558                 6,497
                                                               --------------         -------------
          Total Company-owned store expenses                           16,573                16,178

   Field management and support expenses                                4,087                 3,632
                                                               --------------         -------------
          TOTAL COSTS AND EXPENSES                                     20,660                19,810

Corporate general & administrative expenses                             1,652                 1,390

Depreciation and amortization expenses                                  1,534                 1,220
                                                               --------------         -------------
INCOME FROM OPERATIONS                                                  1,876                 1,103

Interest (income)                                                        (351)                 (283)
Interest expense                                                          575                   549
Other (income) expenses, net                                             (225)                 (257)
                                                               --------------         -------------
INCOME BEFORE PROVISION
   FOR INCOME TAXES                                                     1,877                 1,094

PROVISION FOR INCOME TAXES                                                663                   357
                                                               --------------         -------------
NET INCOME                                                    $         1,214         $         737
                                                               --------------         -------------
                                                               --------------         -------------
NET INCOME PER COMMON SHARE                                   $          0.11         $        0.07
                                                               --------------         -------------
                                                               --------------         -------------
System-wide sales                                             $        76,181         $      69,339
                                                               --------------         -------------
                                                               --------------         -------------

See Exhibit 11 for computation of earnings per share.

See accompanying notes to the unaudited consolidated financial statements.

                     SUPERCUTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
            For the three months ended March 31, 1996 and 1995
                             (In thousands)
                              (Unaudited)


                                                   For the three months ended March 31,
                                                   ------------------------------------
                                                          1996                 1995
                                                   --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $     1,214          $        737
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization                           1,534                 1,220
    Change in deferred income taxes                           636                  (251)
Changes in assets and liabilities:
    Accounts receivable, net                                   (3)                 (579)
    Accounts payable and accrued liabilities               (1,923)                2,249
    Restructuring liabilities                                (558)                   --
    Other assets and liabilities                               80                  (513)
                                                      -----------         -------------
          NET CASH PROVIDED BY
            OPERATING ACTIVITIES                              980                 2,863

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-current receivables                                    (2,000)               (2,286)
Capital expenditures                                         (595)               (1,162)
Acquisition of stores, net of cash acquired                    --                  (940)
                                                      -----------         -------------
          NET CASH (USED) IN INVESTING ACTIVITIES          (2,595)               (4,388)
                                                      -----------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit               1,500                 1,200
Other secured borrowings                                    4,786                    --
Issuance of common stock                                      111                   170
Repayment of debt                                            (202)                   (9)
                                                      -----------         -------------
          NET CASH PROVIDED BY
            FINANCING ACTIVITIES                            6,195                 1,361
                                                      -----------         -------------
NET INCREASE (DECREASE) IN CASH AND
   SHORT-TERM INVESTMENTS                                   4,580                  (164)
CASH AND SHORT-TERM INVESTMENTS,
   BEGINNING OF PERIOD                                      2,054                 1,504
CASH AND SHORT-TERM INVESTMENTS,
   END OF PERIOD                                      $     6,634          $      1,340
                                                      -----------         -------------
                                                      -----------         -------------
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
   Interest paid                                              580                   535
   Income taxes paid                                           --                   385
   Liabilities assumed from acquisitions                       --                     9

See accompanying notes to the unaudited consolidated financial statements.

                       SUPERCUTS, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1996



NOTE 1.

The accompanying unaudited consolidated financial statements have been prepared from the records of Supercuts, Inc. and its subsidiaries (the "Company") and, in the opinion of management, include all adjustments necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The balance sheet as of December 31, 1995 has been prepared from the audited financial statements of the Company.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

Management believes the Company's business does not experience any material seasonality. The Company's quarterly results of operations, however, may fluctuate as a result of a number of factors, including the timing of new store openings. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.

NOTE 2.

In 1996, the Company organized its operations management on a geographic basis, incorporating franchise and Company-owned stores. The Company believes this will provide better support for its growth in the future. The income statement for the three months ended March 31, 1995 has been restated to reflect this new organization.

NOTE 3.

In December 1993, the Company entered into an agreement ("Credit Agreement") with a syndicated bank group ("Banks") for a $30 million revolving line of credit. The credit agreement was composed of two facilities, a facility which hads a maximum availability of $5 million, expiring in December 1996 and a facility which had a maximum availability of $22 million through December 1994, increasinged to $25 million through September 1996 and decreasing thereafter by $2 million to $3 million quarterly, expiring in December 1998. The Credit Agreement provides for a variety of covenants, including that the Company maintain certain levels of tangible net worth, EBITDA and financial ratios. Borrowings have been used to finance the growth of the Company's new stores program. At March 31, 1996 and December 31, 1995, there were $26.8 million and $25.3 million of borrowings outstanding under this line, respectively.

                    SUPERCUTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1996



Interest on borrowings under this agreement is payable in arrears at each interest payment date at the base rate, as defined, or at the offshore rate, as defined, plus in each case, an applicable margin, as well as certain commitment fees. The weighted average interest rate on the line of credit was 7.7% at both March 31, 1996 and December 31, 1995, respectively.

On March 29, 1996, the Company and the Banks reached an agreement to amend its $30 million revolving line of credit, which cured any possible default under the previous covenants. The significant terms are as follows:

     1)   Facility A is eliminated in the Credit Agreement and Facility
          B will have a maximum availability of $29.3 million. Expiration of Facility B has been changed from December 31, 1998 to March 31, 1997.

     2) Facility B requires a reduction in the maximum availability on the following dates:

                      Date                 Maximum Availability
                 --------------            --------------------
               October 15, 1996               $  28,325,000
               November 15, 1996                 27,325,000
               December 31, 1996                 26,800,000
               January 31, 1997                  25,800,000
               February 28, 1997                 24,800,000

     3) The Banks receive a security interest in all the assets of the Company.

     4) The Company may purchase stores from investor/franchisee stores for only up to $2 million to be paid over the term of the amendment.

     5) The Company is limited in the amount of its receivable balance with the investor/franchisees.

The Company entered into a Loan and Security Agreement ("Loan") as of February 1, 1996, with Prime Leasing, Inc., under which the Company borrowed $5.0 million. The terms of the Loan provide for 60 monthly payments of principal and interest of approximately $104,000 and a final payment of $580,000. The Loan is secured by certain store equipment and leasehold improvements.

                    SUPERCUTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1996


NOTE 4.

In late 1995, a majority of the Board of Directors concluded that it was appropriate to modify the Company's expansion plans and to replace its Chairman of the Board and Chief Executive Officer. Future expansion efforts will focus on expanding with existing franchisees in existing franchise markets. Additionally, because of the significant operating losses and negative cash flow from Supercuts New York, Inc. and its managed store expansion programs, stores in certain markets, including metropolitan New York, will be closed or sold to franchisees or other third parties. The restructuring costs related to these activities, together with the costs relating to the management transition described above, total $18.9 million before income taxes, of which $8.0 million relates to non-cash items. This charge was recorded in the fourth quarter of 1995.

During the three months ended March 31, 1996, total charges incurred by the Company related to these restructuring activities were $879 thousand, of which $322 thousand related to non-cash items. Primarily the amounts incurred related to professional fees, severance and costs related to the disposition of assets.

NOTE 5.

On April 2, 1996, the Company's Board of Directors ("Board") adopted a Shareholder Rights Plan ("Rights Plan"). The Rights Plan provides for the distribution of preferred stock purchase rights ("Rights") as a dividend at the rate of one Right for each share of the Company's common stock held as of the close of business on April 15, 1996. The Rights will expire on April 15, 2006.

The Rights Plan is intended to protect the interests of the Company's shareholders in the event the Company is confronted with coercive or unfair takeover tactics. It is not intended to prevent an acquisition of the Company on terms considered favorable by its Board, and fair to, and in the best interests of, all shareholders. The Rights Plan will not prevent this in the future.

The Rights Plan establishes a new class of Preferred Stock, Class A, with par value of $.01 per share and 12,000 shares authorized. Each share will be comprised of 1,000 units. These Rights were issued to shareholders as a dividend on April 15, 1996. One Right is redeemable for one unit of the Class A Preferred Stock at an exercise price of $40.00 upon the occurrence of certain events.

These events center around takeover actions by a third party that would impair the Board's ability to represent shareholders' interests fully.

                    SUPERCUTS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1996

If any person (other than Heartland Advisors, Inc. and its affiliates and associates) becomes the beneficial owner of 15 percent or more of the Company's common stock, then each Right not owned by a 15 percent or more stockholder or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the Right's exercise price. Since the Board understands that Heartland beneficially owns more than 15 percent of the Company's common stock, the rights not owned by Heartland and its affiliates will be entitled to the foregoing entitlements if the level of beneficial ownership of Heartland and its affiliates exceeds 20.3 percent. In addition, if, after any person has become a 15 percent or more stockholder (or after Heartland and its affiliates have become a holder of 20.3 percent or more of the Company's common stock), the Company is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells 50 percent or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a value of twice the Rights exercise price.

The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public disclosure that a person or group has become the beneficial owner of 15 percent or more (or after Heartland and its affiliates have become a beneficial owner of 20.3 percent or more), of the Company's common stock.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In 1996, the Company organized its operations management on a geographic basis, incorporating franchise and Company-owned stores. The Company believes this will provide better support for its growth in the future. The income statement for the three months ended March 31, 1995 has been restated to reflect this new organization.

REVENUES. Total revenues increased 9.3% to $25.7 million for the three months ended March 31, 1996 from $23.5 million for the three months ended March 31, 1995.

Revenues from Company-owned store sales increased 10% to $19.4 million for the three months ended March 31, 1996 from $17.6 million for the three months ended March 31, 1995. The revenue increase is primarily the result of an increase to 370 Company-owned stores at March 31, 1996, compared to the 338 Company-owned stores that generated the 1995 sales results.

Franchised and managed store revenues increased 7% to $6.3 million for the three months ended March 31, 1996 from $5.9 million for the three months ended
March 31, 1995. The revenue increase is primarily the result of an increase to 654 and 141 franchised and managed stores, respectively, at March 31, 1996, compared to the 622 and 102 franchised and managed stores, respectively, that generated the 1995 revenue result.

System-wide sales increased 10% from $69.3 million to $76.2 million as the number of stores increased to 1,165 as of March 31, 1996 from 1,062 as of March 31, 1995, coupled with a 4% increase in comparable store sales.

COSTS AND EXPENSES. Costs and expenses for Company-owned stores include all in-store operating expenses. Costs and expenses increased 2.4% to $16.6 million for the three months ended March 31, 1996 from $16.2 million for the same period in 1995. The increases were due primarily to the 32 additional Company-owned stores in operation in 1996. However, Company-owned store expenses decreased as a percentage of sales to 85.5% from 91.8% including a
3.3 point decline in salaries and benefits.

Costs and expenses for Field management and support include training, marketing and administrative expenses related to supporting all stores in the Supercuts system, Company-owned, managed and franchised. These cost and expenses increased 13% from $3.6 million for the three months ended March 31, 1995 to $4.1 million for the same period in 1996. This increase was primarily the result of increased personnel necessary to support the additional 103 stores in the system.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Corporate general & administrative expenses increased 19% from $1.4 million for the three months ended March 31, 1995 to $1.7 million for the same period in 1996. This increase was due to increases in professional and consulting fees that the Company incurred during the first quarter change in its organization.

Income from Operations increased 70% to $1.9 million for the three months ended March 31, 1996 from $1.1 million for the three months ended March 31, 1995. This was due primarily to controlling store costs relative to the increase in Company-owned store sales. Total store expenses, as a percentage of Company-owned store sales, decreased from 91.8% for the three months ended March 31, 1995 to 85.5% for the same period in 1996.

DEPRECIATION AND AMORTIZATION EXPENSE.  For the three months ended
March 31, 1996, depreciation and amortization expense was $1.5 million, an increase of 26% over the comparable period in 1995. This was due to additional stores owned by the Company from March 1995 to March 1996.

INTEREST INCOME. Interest income increased from $283 thousand for the three month period ended March 31, 1995 to $351 thousand for the same period in 1996. This was due primarily to an increase in the notes receivable balances due to the Company from the investor/franchise stores.

INCOME TAXES. The effective tax rate of 35.3% for the quarter ended March 31, 1996, increased from 32.6% for the quarter ended March 31, 1995 due to increased earnings over prior year.

NET INCOME. Net income increased 65% to $1.2 million for the three months ended March 31, 1996 when compared to the three months ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities for the three months ended March 31,1996 totaled $980 thousand while cash generated by operating activities totaled $2.9 million for the three months ended March 31, 1995. Capital expenditures for the same periods totaled $595 thousand and $1.2 million, respectively.

On April 1, 1996, the Company used approximately $4.7 million of the cash and short-term investments on March 31, 1996 as a paydown on the current portion of the revolving line of credit, reducing this balance to $22.1 million.

In December 1993, the Company entered into an agreement ("Credit Agreement") with a syndicated bank group ("Banks") for a $30 million revolving line of credit. The credit agreement was composed of two facilities, a facility which hads a maximum availability of $5 million, expiring in December 1996 and a facility which had a maximum availability of $22 million through December 1994, increasinged to $25 million through September 1996 and decreasing thereafter by $2 million to $3 million quarterly, expiring in December 1998.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Credit Agreement provides for a variety of covenants, including that the Company maintain certain levels of tangible net worth, EBITDA and financial ratios. Borrowings have been used to finance the growth of the Company's new stores program. At March 31, 1996 and December 31, 1995, there were $26.8 million and $25.3 million of borrowings outstanding under this line, respectively. Interest on borrowings under this agreement is payable in arrears at each interest payment date at the base rate, as defined, or at the offshore rate, as defined, plus in each case, an applicable margin, as well as certain commitment fees. The weighted average interest rate on the line of credit was 7.7% at both March 31, 1996 and December 31, 1995, respectively.

On March 29, 1996, the Company and the Banks reached an agreement to amend its $30 million revolving line of credit, which cured any possible default under the previous covenants. The significant terms are as follows:

     1)   Facility A is eliminated in the Credit Agreement and Facility
          B will have a maximum availability of $29.3 million.
          Expiration of Facility B has been changed from December 31, 1998 to March 31, 1997.

     2) Facility B requires a reduction in the maximum availability on the following dates:

                      Date                 Maximum Availability
                 --------------            --------------------
               October 15, 1996               $  28,325,000
               November 15, 1996                 27,325,000
               December 31, 1996                 26,800,000
               January 31, 1997                  25,800,000
               February 28, 1997                 24,800,000

     3) The Banks receive a security interest in all the assets of the Company.

     4) The Company may purchase stores from investor/franchisee stores for only up to $2 million to be paid over the term of the amendment.

     5) The Company is limited in the amount of its receivable balance with the investor/franchisees.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company entered into a Loan and Security Agreement ("Loan") as of February 1, 1996, with Prime Leasing, Inc., under which the Company borrowed $5.0 million. The terms of the Loan provide for 60 monthly payments of principal and interest of approximately $104,000 and a final payment of $580,000. The Loan is secured by certain store equipment and leasehold improvements.

     The Company believes cash flow from operations and available borrowings will be sufficient to meet its operating expense and capital expenditure requirements for the next 12 months. The Company has engaged Donaldson, Lufkin, and Jenrette to advise the Company with respect to long range financing possibilities on its behalf.

                                  STORE COUNT

                                               Investor/
                                              Franchisee
                             Company-owned    Stores Managed   Franchise
                                Stores        by the Company    Stores     Total
- ---------------------------------------------------------------------------------
March 31, 1995                        338          102          622         1,062
                                    -----       ------         ----        ------
                                    -----       ------         ----        ------
December 31, 1995                     369          141          653         1,163
Openings                                3           --            3             6
Acquisitions                            1           --           --             1
Closed                                 (3)          --           (2)           (5)
                                    -----       ------         ----        ------
March 31, 1996                        370          141          654         1,165
                                    -----       ------         ----        ------
                                    -----       ------         ----        ------

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On March 13, 1996, Mr. David E. Lipson and DEL Holding Corporation ("DEL"), a Nevada corporation which the Company believes is wholly owned by Mr. Lipson brought legal action against the Company and certain of its directors and officers. The lawsuit seeks payment of $3 million, allegedly due to DEL pursuant to a Consulting Agreement dated as of August 22, 1995, between the Company and DEL. The lawsuit also seeks unspecified damages allegedly sustained by Mr. Lipson as a result of a delay in his ability to sell 1,508,220 shares of the Company's common stock, which were sold by him between February 20 and February 28, 1996, because of the Company's refusal to remove restrictive legends from certificates representing such stock. According to his lawsuit, Mr. Lipson sold the number of shares noted for an aggregate of $7.8 million, or a reported average price of $5.20 per share. The Company's common stock price range for the month of February 1996 was a high of 7-3/8, a low of 5-1/8 and a close of 5-1/8. In the opinion of management, the outcome of the litigation will not have a material adverse effect on the Company's financial position or its results of operations.

ITEM 2. CHANGES IN SECURITIES

On April 2, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"). The Rights Plan provides for the distribution of preferred stock purchase rights ("Rights") as a dividend at the rate of one Right for each share of the Company's common stock held as of the close of business on April 15, 1996. The Rights will expire on April 15, 2006.

The Rights Plan is intended to protect the interests of the Company's shareholders in the event the Company is confronted with coercive or unfair takeover tactics. It is not intended to prevent an acquisition of the Company on terms considered favorable by its Board, and fair to, and in the best interests of, all shareholders. The Rights Plan will not prevent this in the future.

The Rights Plan establishes a new class of Preferred Stock, Class A, with par value of $.01 per share and 12,000 shares authorized. Each share will be comprised of 1,000 units. These Rights were issued to shareholders as a dividend on April 15, 1996. One Right is redeemable for one unit of the Class A Preferred Stock at an exercise price of $40.00 upon the occurrence of certain events.

These events center around takeover actions by a third party that would impair the Board's ability to represent shareholders' interests fully.

If any person (other than Heartland Advisors, Inc. and its affiliates and associates) becomes the beneficial owner of 15 percent or more of the Company's common stock, then each Right not owned by a 15 percent or more stockholder or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the Right's exercise price. Since the Board understands that Heartland beneficially owns more than 15 percent of the Company's common stock, the rights not owned by Heartland and its affiliates will be entitled to the foregoing entitlements if the level of beneficial ownership of Heartland and its affiliates exceeds 20.3 percent. In addition, if, after any person has become a 15 percent or more stockholder (or after Heartland and its affiliates have become a holder of 20.3 percent or more of the Company's common stock), the Company is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells 50 percent or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a value of twice the Rights exercise price.

The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public disclosure that a person or group has become the beneficial owner of 15 percent or more (or after Heartland and its affiliates have become a beneficial owner of 20.3 percent or more), of the Company's common stock.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of Supercuts, Inc. was held on May 9, 1996. The following matters were voted upon at the annual meeting:

  1) Election to the Board of Directors of six nominees;

  2) Ratification and appointment of the independent public accountants, Arthur Andersen LLP;

  3) Approval of the amendment to the Company's Nonemployee Director Nonqualified Stock Option Plan to increase by 50,000 the number of shares covered by the plan;

  4) Approval of an amendment to the Stock Plan of the Company to increase by 400,000 the number of shares covered by the plan;

  5) Approval of an amendment to the Company's Employee Stock Purchase Plan to increase by 100,000 the number of shares reserved for issuance thereunder.

Set forth below is a separate tabulation of the votes cast with respect to each of the matters listed above:

                                                        Votes     Abstention    Broker
                                          Votes For     Against     Votes      Non-Votes
                                          ---------    ---------  ----------   ----------
(1) Election of Directors:

    Thomas L. Gregory                     7,170,044            0    648,529         0

    Edward D. Faber                       7,170,044            0    648,529         0

    Paul W. Geraldson                     7,171,037            0    647,536         0

    Daniel J. Good                        7,170,044            0    648,529         0

    Steve Price                           7,171,534            0    647,039         0

    Agnieszka Winkler                     7,170,034            0    648,539         0

(2) Arthur Andersen LLP                   7,745,350       64,318      8,905         0

(3) Amendment to the Non-employee
    Director Non-qualified Stock
    Option Plan                           6,818,983      856,800     40,356    102,434
(4) Amendment to the Stock Plan of
    the Company                           5,922,980    1,747,568     45,591    102,434

(5) Amendment to the Company's
    Employee Stock Purchase Plan          6,963,799      712,404     39,936    102,434

                                     17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

INDEX TO EXHIBITS


EXHIBIT
  NO.                 DESCRIPTION
- --------         ---------------------------------------------
2.44 Stock Purchase Agreement dated as of April 1, 1996 between Supercuts, Inc., a Delaware corporation, and John T. McEnroe

2.45            Rights Agreement dated April 2, 1996, between
                Supercuts, Inc., a Delaware corporation, and U.S.
                Stock Transfer Corporation

11              Computation of Earnings per share

REPORT ON FORM 8-K

The Company filed one Form 8-K pursuant to Item 5 thereof, as follows:

 - Dated April 8, 1996, the announcement that the Board of Directors of the Registrant has adopted a Stockholder Rights Plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SUPERCUTS, INC.
                                       -----------------------------
                                               Registrant



Date:  May 14, 1996                    -----------------------------
                                             Daniel M. Lechin
                                           Senior Vice President
                                          Chief Financial Officer
                                       (Duly authorized officer and
                                        principal financial officer
                                           of the registrant.)