Form 10-Q/A
period 1996-03-31
SUPERCUTS INC /DE
filed 1996-06-14
CIK 822553

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                 --------------------

                                     FORM 10-Q/A

                                   AMENDMENT NO. 1

(Mark One)

    X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- --------- Exchange Act of 1934

         For the Quarter ended March 31, 1996

                                          or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
- --------- Exchange Act of 1934

For the Transition Period from                         to
                               ------------------------    ---------------------

                           Commission file number:  0-19533


                                   SUPERCUTS, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

    Delaware                                68-0141288
- --------------------------          --------------------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)

    550 California Street, San Francisco, California            94104
- ------------------------------------------------------   -----------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:        (415) 693-4700
                                                   ----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes     X         No
                                              -------         -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding June 12, 1996
- ------------------------------     ----------------------------------------
Common Stock $.01 par value                 11,189,673 SHARES
                                  ----------------------------------------

                           SUPERCUTS, INC. AND SUBSIDIARIES


                                       PART II

                                  OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  The following exhibit has been filed with this report:

                   10.39 Employment Agreement entered into between Supercuts, Inc., a Delaware corporation, and Steve Price dated January 29, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SUPERCUTS, INC.
                                       ----------------------------------------
                                                   Registrant



Date:  June 14, 1996                           /s/ John R. Conlisk, Jr.
                                       ----------------------------------------
                                                 John R. Conlisk, Jr.
                                                Senior Vice President
                                               Chief Financial Officer
                                            (Duly authorized officer and
                                             principal financial officer
                                                 of the registrant.)