Form 10-Q
period 1996-06-30
SUPERCUTS INC /DE
filed 1996-08-14
CIK 822553

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                               ------------------------

                                      FORM 10-Q

(Mark One)

     X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- ----------    Exchange Act of 1934

              For the Quarter ended June 30, 1996

                                          or

              Transition Report Pursuant to Section 13 or 15(d) of the
- ----------    Securities Exchange Act of 1934




For the Transition Period from ________________ to ____________________________


                               Commission file number      0-19533
                                                     ----------------




                                   SUPERCUTS, INC.
- -------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



    Delaware                                68-0141288
- ---------------------        -------------------------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)



    550 California Street, San Francisco, California                 94104
- ------------------------------------------------------------    --------------
    (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:   (415) 693-4700
                                                   ---------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes     X          No
                                    ---------         ---------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding at August  1, 1996
- -------------------------------   ----------------------------------------
Common Stock $.01 par value                  11,225,312  Shares
                                  ----------------------------------------

                           SUPERCUTS, INC. AND SUBSIDIARIES



                                        PART I

                                FINANCIAL INFORMATION
                                ---------------------


ITEM 1.       FINANCIAL STATEMENTS


              Consolidated Balance Sheets                                     3

              Consolidated Statements of Income                               5

              Consolidated Statements of Cash Flows                           6


              Notes to Unaudited Consolidated Financial Statements            7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11




                                       PART II

                                  OTHER INFORMATION
                                  -----------------


ITEM 1.       LEGAL PROCEEDINGS                                              16

ITEM 2.       CHANGES IN SECURITIES                                          16


ITEM 3-4.     NOT APPLICABLE


ITEM 5.       OTHER INFORMATION                                              17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              Index to Exhibits                                              18

              Report on Form 8-K                                             18

                            PART I - FINANCIAL INFORMATION

                           SUPERCUTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                        ASSETS

                                                       JUNE 30,    DECEMBER 31,
                                                         1996          1995
                                                     -----------   -------------
                                                     (Unaudited)    (Audited)


CURRENT ASSETS
 Cash and short-term investments                    $   2,043        $   2,054
 Accounts receivable, net of allowance for doubtful
  accounts of $124 and $47, respectively                3,622            3,255
 Prepaid expenses and other assets                      2,254            2,059
 Deferred tax assets                                    6,150            6,600
 Income taxes receivable                                  655            2,493
 Inventories                                            1,809            1,885
                                                    ---------        ---------
    TOTAL CURRENT ASSETS                               16,533           18,346


NON-CURRENT RECEIVABLES                                14,680           13,917


PROPERTY AND EQUIPMENT, NET                            27,617           28,891

OTHER ASSETS
 Intangible assets, net                                38,063           35,600
 Deferred charges and other assets                        833              612
                                                    ---------        ---------

     TOTAL OTHER ASSETS                                38,896           36,212
                                                    ---------        ---------

       TOTAL ASSETS                                 $  97,726        $  97,366
                                                    ---------        ---------
                                                    ---------        ---------



See accompanying notes to the unaudited consolidated financial statements.

                           SUPERCUTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)
                          LIABILITES AND STOCKHOLDERS' EQUITY

                                                       JUNE 30,    DECEMBER 31,
                                                         1996          1995
                                                     -----------   -------------
                                                     (Unaudited)     (Audited)

CURRENT LIABILITIES
  Accounts payable                                  $   5,444        $   7,380
  Accrued liabilities                                   7,517            6,408
  Deferred franchise fees and other liabilities         1,693            1,489
  Current portion of revolving line of credit          21,200              --
  Current portion of other debt                         1,088              371
  Restructuring liabilities                             9,259           11,965
                                                      -------          -------

     TOTAL CURRENT LIABILITIES                         46,201           27,613

LONG-TERM LIABILITIES
  Revolving line of credit                               --             25,300
  Other secured debt                                    4,050              --
  Deferred income taxes                                 3,558            3,408
  Other                                                 2,125            2,479
                                                      -------          -------

     TOTAL LONG-TERM LIABILITIES                        9,733           31,187
                                                      -------          -------

       TOTAL LIABILITIES                               55,934           58,800



STOCKHOLDERS' EQUITY
  Common stock $0.01 par value - 30,000,000
    shares authorized; 11,996,513 and 11,982,385
    issued at June 30, 1996 and December 31, 1995,
    respectively                                          120              120
  Additional paid-in capital                           30,000           29,889
  Retained earnings                                    16,313           13,198
  Less 806,840 shares at June 30, 1996 and
    December 31, 1995 in treasury at cost              (4,641)          (4,641)
                                                      -------          -------

     TOTAL STOCKHOLDERS' EQUITY                        41,792           38,566
                                                      -------          -------


       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                         $  97,726        $  97,366
                                                      -------          -------
                                                      -------          -------

See accompanying notes to the unaudited consolidated financial statements.

                           SUPERCUTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                            FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                             June 30,       June 30,            June 30,       June 30,
                                                               1996           1995                1996           1995
                                                               ----           ----                ----           ----

REVENUES
 Company-owned Store Sales                                   $ 21,696       $ 19,576            $ 41,088       $ 37,208

 Franchised and Managed Stores Revenues                         6,114          6,399              12,444         12,290

                                                             -----------    -----------         -----------    -----------
     Total Revenues                                            27,810         25,975              53,532         49,498

COSTS AND EXPENSES
 Company-owned Store Expense
  Salaries and Benefits                                        10,165          9,678              20,180         19,359
  Other Store Expense                                           7,160          7,397              13,718         13,894
                                                             -----------    -----------         -----------    -----------
   Total Store Expense                                         17,325         17,075              33,898         33,253

 Field Management and Support                                   4,332          3,509               8,419          7,141

                                                             -----------    -----------         -----------    -----------
     Total Costs and Expenses                                  21,657         20,584              42,317         40,394

 Corporate General & Administrative Expenses                    1,517          1,485               3,169          2,875

 Depreciation and Amortization                                  1,608          1,359               3,142          2,579

                                                             -----------    -----------         -----------    -----------
INCOME FROM OPERATIONS                                          3,028          2,547               4,904          3,650

 Interest (income)                                               (360)          (304)               (711)          (587)
 Interest expense                                                 761            597               1,336          1,146
 Other (income), net of expenses                                 (357)          (293)               (582)          (550)

                                                             -----------    -----------         -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                        2,984          2,547               4,861          3,641

PROVISION FOR INCOME TAXES                                      1,083            880               1,746          1,237

                                                             -----------    -----------         -----------    -----------
NET INCOME                                                   $  1,901       $  1,667            $  3,115       $  2,404
                                                             -----------    -----------         -----------    -----------
                                                             -----------    -----------         -----------    -----------

NET INCOME PER COMMON SHARE                                  $   0.17       $   0.15            $   0.28       $   0.22
                                                             -----------    -----------         -----------    -----------
                                                             -----------    -----------         -----------    -----------

SYSTEM-WIDE SALES                                            $ 80,295       $ 75,378            $156,476       $144,717
                                                             -----------    -----------         -----------    -----------
                                                             -----------    -----------         -----------    -----------


See Exhibit 11 for computation of earnings per share.

See accompanying notes to the unaudited consolidated financial statements.

                           SUPERCUTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------
                                                        1996           1995
                                                      ---------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $   3,115      $   2,404
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Depreciation and amortization                      3,142          2,579
     Change in deferred income taxes                    2,438            513
     Changes in assets and liabilities:
          Accounts receivable, net                       (367)           581
          Accounts payable and accrued liabilities     (1,227)         1,086
          Restructuring liabilities                    (2,208)           --
          Other assets and liabilities                 (1,056)        (2,116)
                                                      --------      ---------


     NET CASH PROVIDED BY
      OPERATING ACTIVITIES                              3,837           5,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-current receivables                                (3,096)         1,243
Capital expenditures                                   (1,098)        (3,110)
Acquisition of stores, net of cash acquired              (450)          (940)
                                                      --------       --------
     NET CASH (USED) IN INVESTING ACTIVITIES           (4,644)        (2,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on revolving line of credit                 (4,100)        (2,600)
Increase in other secured debt                          5,040            --
Issuance of common stock                                  111            157
Repayment of debt                                        (275)           --
Other                                                      20            268
                                                      --------       --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                796         (2,175)
                                                      --------       --------
NET INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                                   (11)            65
CASH AND SHORT-TERM INVESTMENTS,
 BEGINNING OF PERIOD                                    2,054          1,504
                                                      --------       --------
CASH AND SHORT-TERM INVESTMENTS,
 END OF PERIOD                                      $   2,043      $   1,569
                                                      --------       --------
                                                      --------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
 Interest Paid                                       $  1,329      $   1,146
 Income taxes paid (refunded)                            (750)           869
 Liabilities assumed from acquisitions                    692             19

See accompanying notes to the unaudited consolidated financial statements.

                           SUPERCUTS, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1996

NOTE 1.

The accompanying unaudited consolidated financial statements have been prepared from the records of Supercuts, Inc. and its subsidiaries (the "Company") and, in the opinion of management, include all adjustments necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995. The balance sheet as of December 31, 1995 has been prepared from the audited financial statements of the Company.

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

Management believes the Company's business does not experience any material seasonality. The Company's quarterly results of operations, however, may fluctuate as a result of a number of factors, including the timing of new store openings. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.

NOTE 2.

In 1996, the Company organized its operations management on a geographic basis, incorporating franchise and Company-owned stores. The Company believes this will provide better support for its growth in the future. The income statements for the three and six months ended June 30, 1995 have been reclassified to reflect this new organization.

NOTE 3.

In December 1993, the Company entered into an agreement ("Credit Agreement") with a syndicated bank group ("Banks") for a $30 million revolving line of credit. The credit agreement was composed of two facilities, a facility which has a maximum availability of $5 million, expiring in December 1996 and a facility which had a maximum availability of $22 million through December 1994, increased to $25 million through September 1996 and decreasing thereafter by $2 million to $3 million quarterly, expiring in December 1998. The Credit Agreement provides for a variety of covenants, including that the Company maintain certain levels of tangible net worth, EBITDA and financial ratios. Borrowings have been used to finance the growth of the Company's new stores program. At June 30, 1996 and December 31, 1995, there were $21.2 million and $25.3 million of borrowings outstanding under this line, respectively.

                           SUPERCUTS, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1996


Interest on borrowings under this agreement is payable in arrears at each interest payment date at the base rate, as defined, or at the offshore rate, as defined, plus in each case, an applicable margin, as well as certain commitment fees. The weighted average interest rate on the line of credit was 8.7% and 7.7% at June 30, 1996 and December 31, 1995, respectively.

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

    2) Facility B requires a reduction in the maximum availability on the following dates:


                       DATE             MAXIMUM  AVAILABILITY
                 ------------------   ------------------------

                  October 15, 1996        $  28,325,000
                  November 15, 1996          27,325,000
                  December 31, 1996          26,800,000
                  January 31, 1997           25,800,000
                  February 28,1997           24,800,000


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

                           SUPERCUTS, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1996


NOTE 4.

In late 1995, a majority of the Board of Directors concluded that it was appropriate to modify the Company's expansion plans and to replace its Chairman of the Board and Chief Executive Officer. Future expansion efforts will focus on expanding with existing franchisees in existing franchise markets. Additionally, because of the significant operating losses and negative cash flow from Supercuts New York, Inc. and managed store expansion programs, stores in certain markets, including metropolitan New York, will be closed or sold to franchisees or other third parties. The restructuring costs related to these activities, together with the costs relating to the management transition described above, total $18.9 million before income taxes, of which $8.0 million relates to non-cash items. This charge was recorded in the fourth quarter of 1995.

During the six months ended June 30, 1996, total charges incurred by the Company related to these restructuring activities were $2.7 million, of which $498 thousand related to non-cash items. Primarily, the amounts incurred related to professional fees, severance and costs related to the disposition of assets.

NOTE 5.

On April 2, 1996, the Company's Board of Directors ("Board") adopted a Shareholder Rights Plan ("Rights Plan"). The Rights Plan provides for the distribution of preferred stock purchase rights ("Rights") as a dividend at the rate of one Right for each share of the Company's common stock held as of the close of business on April 15, 1996. The Rights will expire on April 15, 2006.

The Rights Plan is intended to protect the interests of the Company's shareholders in the event the Company is confronted with coercive or unfair takeover tactics. It is not intended to prevent an acquisition of the Company on terms considered favorable by its Board, and fair to, and in the best interests of, all shareholders. The Rights Plan will not prevent this in the future, but is intended to allow the Board to fully represent shareholders' interests in the event of a third party takeover action.

The Rights Plan establishes a new class of Preferred Stock, Class A, with par value of $.01 per share and 12,000 shares authorized. Each share will be comprised of 1,000 units. These Rights were issued to shareholders as a dividend on April 15, 1996. One Right is redeemable for one unit of the Class A Preferred Stock at an exercise price of $40.00 upon the occurrence of certain events.

                           SUPERCUTS, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    JUNE 30, 1996



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

On July 14, 1996, the Company amended the Rights Plan making it inapplicable to the merger agreement discussed below in Note 6.



NOTE 6.

On July 14, 1996, the Company signed a merger agreement with Regis Corporation, a Minneapolis-based owner and operator of 1,950 hair and retail product salons. The merger, which is subject to shareholder approval of both companies and is anticipated to be completed in late 1996, would be a stock-for-stock transaction. The transaction would be accounted for as a pooling-of-interests. Terms of the agreement call for each shareholder of the Company to receive 0.4 of one share of Regis common stock (approximately 4.6 million shares) for each share of the Company's common stock, representing a fully diluted ownership interest of approximately 19.65 percent of the combined companies.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In 1996, the Company organized its operations management on a geographic basis, incorporating franchise and Company-owned stores. The Company believes this will provide better support for its growth in the future. The income statements for the three and six months ended June 30, 1996 have been reclassified to reflect this new organization.

REVENUES. Total revenues increased 7.1% to $27.8 million for the three months ended June 30, 1996 from $26 million for the three months ended June 30, 1995. Total revenues increased 8.1% to $53.5 million for the six months ended June 30, 1996 from $49.5 million for the same period ended June 30, 1995.

Revenues from Company-owned store sales increased 11% to $21.7 million for the three months ended June 30, 1996 from $19.6 million for the three months ended June 30, 1995. Revenues from Company-owned store sales increased 10% to $41.1 million for the six months ended June 30, 1996 from $37.2 million for the six months ended June 30, 1995. The revenue increase is primarily the result of an increase to 386 Company-owned stores at June 30, 1996, compared to 346 Company-owned stores at June 30, 1995.

Franchised and managed store revenues decreased 4.5% to $6.1 million for the three months ended June 30, 1996 from $6.4 million for the same period ended June 30, 1995. Franchised and managed store revenues increased 1.3% to $12.4 million for the six months ended June 30, 1996 from $12.3 million for the same period ended June 30, 1995. The increase for the six month period is attributable to an increase in Franchise stores to 661 at June 30, 1996 compared to 629 Franchise stores at June 30, 1995. This increase in Franchise and managed store revenue is offset in the second quarter by a decrease in revenues due to 18 fewer new store openings (14 Investor/franchisee and 4 Franchisee) in the second quarter of 1996 as compared to the second quarter of 1995.

System-wide sales increased 6.5% and 8.1% for the three and six months ended June 30, 1996, respectively, increasing from $75.4 million to $80.3 million for the three months ended June 30, 1995, and 1996, respectively, and from $144.7 million to $156.5 million for the six months ended June 30, 1995, and
1996, respectively.   This increase in System-wide sales is the result of the
total number of stores in the system increasing from 1,093 at June 30, 1995 to 1,168 at June 30, 1996. System-wide comparative store sales for the six months ended June 30, 1996 increased 3%.

COSTS AND EXPENSES. Costs and expenses for Company-owned stores include all in-store operating expenses. Costs and expenses for Company-owned stores increased 1.5% to $17.3 million for the three months ended June 30, 1996 from $17.1 million for the same period in 1995. Costs and expenses for

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company-owned stores increased 1.9% to $33.9 million for the six months ended June 30, 1996 from $33.3 million for the same period in 1995. The increases were due primarily to the 40 additional Company-owned stores in operation in 1996. However, Company-owned store expenses decreased as a percentage of sales to 79.9% from 87.2% for the three months ended June 30, 1996 and 1995, respectively, and to 82.5% from 89.4% for the six months ended June 30, 1996, and 1995, respectively. This represents a 7.3 and 6.9 point decline for these two comparative periods, respectively. This was due primarily to controlling store costs, especially salaries and benefits, relative to the increase in Company-owned store sales.

Costs and expenses for Field management and support include training, marketing and administrative expenses related to supporting stores system-wide. These costs and expenses increased 23% from $3.5 million for the three months ended June 30, 1995 to $4.3 million for the same period in 1996. These costs and expenses increased 18% from $7.1 million for the six months ended June 30, 1995 to $8.4 million for the same period in 1996. This increase was primarily the result of an increased level of field support necessitated by the net addition of 132 stores to the system since December 1994.

Corporate general & administrative expenses remained $1.5 million for the each of the three month periods ended June 30, 1996 and 1995. These expenses increased 10% from $2.9 million for the six months ended June 30, 1995 to $3.2 million for the same period in 1996. This increase was due to increases in professional and consulting fees that the Company incurred during the first quarter change in its organization.

Income from operations increased 19% to $3.0 million for the three months ended June 30, 1996 from $2.5 million for the three months ended June 30, 1995. Income from operations increased 34% to $4.9 million for the six months ended June 30, 1996 from $3.7 million for the six months ended June 30, 1995.

DEPRECIATION AND AMORTIZATION EXPENSE.   For the three and six months ended
June 30, 1996 depreciation and amortization expense was $1.6 million and $3.1 million, respectively, and increase of 18% and 23%, respectively, over the comparable periods in 1995. This was due to additional stores owned by the Company from June 1995 to June 1996.

INTEREST INCOME.   Interest income increased from $304 thousand and $587
thousand for the three and six months ended June 30, 1995, respectively, to $360 thousand and $711 thousand for the comparable periods in 1996, respectively. This was due primarily to an increase in the notes receivable balances due to the Company from the investor/franchise stores.


INTEREST EXPENSE.   Interest expense increased 27% from $597 thousand for the
three months ended June 30, 1995 to $761 thousand for the same period in 1996. Interest expense increased 17% from $1.1 million for the six months ended
June 30, 1995 to $1.3 million for the same period in 1996. This increase is primarily the result of higher debt balances carried by the Company during the first six months of 1996 as compared to the same period in 1995.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES.   The effective tax rate of 35.9% for the six months ended June
30, 1996 increased 1.9 percentage points from the 34.0% tax rate for the six months ended June 30, 1995. The increase is primarily attributable to the impact that smaller losses incurred by Supercuts New York, Inc. had on this rate.

NET INCOME.   Net income increased 14% to $1.9 million for the three months ended June 30, 1996 when compared to the three months ended June 30, 1995 and increased 30% to $3.1 million for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 for the reasons noted above.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities for the six months ended June 30,1996 totaled $3.8 million while cash generated by operating activities totaled $5.0 million for the six months ended June 30, 1995, as the Company pursues its restructuring plans which reduced cash generated by operating activities by $2.2 million. Capital expenditures for the same periods totaled $1.1 million and $3.1 million, respectively.

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

The Credit Agreement provides for a variety of covenants, including that the Company maintain certain levels of tangible net worth, EBITDA and financial ratios. Borrowings have been used to finance the growth of the Company's new stores program. At June 30, 1996 and December 31, 1995, there were $21.2 million and $25.3 million of borrowings outstanding under this line, respectively. Interest on borrowings under this agreement is payable in arrears at each interest payment date at the base rate, as defined, or at the offshore rate, as defined, plus in each case, an applicable margin, as well as certain commitment fees. The weighted average interest rate on the line of credit was 8.7% and 7.7% at June 30, 1996 and December 31, 1995, respectively.

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

    2) Facility B requires a reduction in the maximum availability on the following dates:

                       DATE             MAXIMUM AVAILABILITY
                 ------------------   ------------------------
                  October 15, 1996        $  28,325,000
                  November 15, 1996          27,325,000
                  December 31, 1996          26,800,000
                  January 31, 1997           25,800,000
                  February 28,1997           24,800,000

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company believes cash flow from operations and available borrowings will be sufficient to meet its operating expense and capital expenditure requirements through March 31, 1997. The Company is exploring long-range financing oppotunities with several banks and financing institutions.

The following table shows the number of stores in the Supercuts system for the dates shown and the change in stores during the six months ended June 30, 1996:



                                              STORE COUNT

                                                 Investor/Franchisee
                                 Company/owned      Stores Managed         Franchise
                                    Stores          by the Company          Stores             Total
- -------------------------------------------------------------------------------------------------------

June 30, 1995                       346                 118                 629               1,093
                                 ---------           ---------           ---------           ---------
                                 ---------           ---------           ---------           ---------

December 31, 1995                   369                 141                 653               1,163
Openings                              5                  --                  10                  15
Acquisitions                         18                 (18)                 --                   0
Closed                               (6)                 (2)                 (2)                (10)
                                 ---------           ---------           ---------           ---------
June 30, 1996                       386                 121                 661               1,168
                                 ---------           ---------           ---------           ---------
                                 ---------           ---------           ---------           ---------


                                          14

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On March 13, 1996, Mr. David E. Lipson and DEL Holding Corporation ("DEL"), a Nevada corporation, which the Company believes is wholly owned by Mr. Lipson, brought legal action against the Company and certain of its directors and officers. The lawsuit sought payment of $3 million, allegedly due to DEL pursuant to a Consulting Agreement dated as of August 22, 1995, between the Company and DEL. The lawsuit also sought unspecified damages allegedly sustained by Mr. Lipson as a result of a delay in his ability to sell 1,508,220 shares of the Company's common stock, which were sold by him between February 20 and February 28, 1996, because of the Company's refusal to remove restrictive legends from certificates representing such stock. According to his lawsuit, Mr. Lipson sold the number of shares noted for an aggregate of $7.8 million, or a reported average price of $5.20 per share. The Company's common stock price range for the month of February 1996 was a high of 7-3/8, a low of 5-1/8 and a close of 5-1/8. At the current time, these claims are not pending but Mr. Lipson and/or DEL may seek to reassert them. In the opinion of management, the outcome of the litigation will not have a material adverse effect on the Company's financial position or its results of operations.

Mr. Lipson has filed a claim against the Company in the Circuit Court of Cook County, Illinois alleging that the Company has defamed him. Mr. Lipson requests a judgment "in excess of $200 million." The Company believes the claim is without merit and will defend the claim vigorously.

Mr. Lipson has also filed suit against the Company in the Court of Chancery of the State of Delaware seeking advancement of expenses incurred by him in certain litigation and other proceedings. The Company is defending the suit and does not expect it to have a material adverse effect on the Company.


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

The Rights Plan is intended to protect the interests of the Company's shareholders in the event the Company is confronted with coercive or unfair takeover tactics. It is not intended to prevent an acquisition of the Company on terms considered favorable by its Board, and fair to, and in the best interests of, all shareholders. The Rights Plan will not prevent this in the future, but is intended to allow the Board to fully represent shareholders' interests in the event of a third party takeover action.

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

The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following public disclosure that a person or group has become the beneficial owner of 15 percent or more (or after Heartland and its affiliates have become a beneficial owner of 20.3 percent or more), of the Company's common stock. On July 14, 1996, the Company amended the Rights Plan making it inapplicable to the merger agreement discussed below in Item 5.

ITEM 5.  OTHER INFORMATION

On July 14, 1996, the Company signed a merger agreement with Regis Corporation, a Minneapolis-based owner and operator of 1,950 hair and retail product salons. The merger, which is subject to a shareholder approval of both companies and is anticipated to be completed in late 1996, would be a stock-for-stock transaction. The transaction would be accounted for as a pooling-of-interests. Terms of the agreement call for each shareholder of the Company to receive 0.4 of one share of Regis common stock (approximately 4.6 million shares) for each share of the Company's common stock representing a fully diluted ownership interest of approximately 19.65 percent of the combined companies. Refer to Form 8-K dated July 14, 1996, for additional information on proposed merger between the Company and Regis Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


INDEX TO EXHIBITS


  EXHIBIT
    NO.       DESCRIPTION
- -----------   ------------------------------------------------------------------

  2.46 Amendment to Rights Agreement, dated July 14, 1996, between Supercuts, Inc., a Delaware Corporation, and U.S. Stock Transfer Corporation

 10.39 Consulting Agreement, dated July 13, 1996, between Supercuts, Inc., a Delaware Corporation, and Thomas L. Gregory

   11         Computation of Earnings per Share.


REPORT ON FORM 8-K

The Company filed one Form 8-K as follows:

- -   Dated July 14, 1996, the announcement that Supercuts, Inc., and Regis
    Corporation had signed an agreement to merge.