Form 10-Q
period 1996-09-30
SUPERCUTS INC /DE
filed 1996-11-14
CIK 822553

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          ________________________

                                 FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of the
----------    Securities Exchange Act of 1934

              For the Quarter ended September 30, 1996

                                    or

----------    Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

For the Transition Period from ____________ to ____________

                  Commission file number    0-19533    .
                                         ______________

                             SUPERCUTS, INC.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

        Delaware                                 68-0141288
________________________            ____________________________________
(State of incorporation)            (I.R.S. Employer Identification No.)

        550 California Street, San Francisco, California               94104
________________________________________________________________    __________
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (415) 693-4700
                                                   _____________________________

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X        No
                                         _____    ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at October 25, 1996
___________________________      _______________________________________________
Common Stock $.01 par value                     11,259,309 shares
                                 _______________________________________________

                        SUPERCUTS, INC. AND SUBSIDIARIES

                                    PART I

                            FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets                              3

           Consolidated Statements of Income                        5

           Consolidated Statements of Cash Flows                    6

           Notes to Unaudited Consolidated Financial Statements     7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10


                                    PART II

                               OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                       14

ITEM 5.    OTHER INFORMATION                                       14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Index to Exhibits                                       15

           Report on Form 8-K                                      15

                         PART I - FINANCIAL INFORMATION

                        SUPERCUTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996           1995
                                                     -------------  ------------
                                                      (Unaudited)    (Audited)

CURRENT ASSETS
  Cash and short-term investments                       $ 1,324       $ 2,054
  Accounts receivable, net of allowance for doubtful
    accounts of $177 and $47, respectively                4,282         3,255
  Prepaid expenses and other assets                       3,162         2,059
  Deferred tax assets                                     5,583         6,600
  Income taxes receivable                                    --         2,493
  Inventories                                             1,654         1,885
                                                        -------       -------
      TOTAL CURRENT ASSETS                               16,005        18,346

NON-CURRENT RECEIVABLES                                  13,722        13,917

PROPERTY AND EQUIPMENT, NET                              27,363        28,891

OTHER ASSETS
  Intangible assets, net                                 40,011        35,600
  Deferred charges and other assets                         850           612
                                                        -------       -------
      TOTAL OTHER ASSETS                                 40,861        36,212
                                                        -------       -------
        TOTAL ASSETS                                    $97,951       $97,366
                                                        -------       -------
                                                        -------       -------

See accompanying notes to the unaudited consolidated financial statements.

                        SUPERCUTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996           1995
                                                     -------------  ------------
                                                      (Unaudited)    (Audited)

CURRENT LIABILITIES
  Accounts payable                                      $ 6,747       $ 7,380
  Accrued liabilities                                     6,599         6,408
  Income taxes payable                                      695            --
  Deferred franchise fees and other liabilities             798         1,489
  Current portion of revolving line of credit            21,300            --
  Current portion of other debt                           1,264           371
  Restructuring liabilities                               8,268        11,965
                                                        -------       -------
      TOTAL CURRENT LIABILITIES                          45,671        27,613

LONG-TERM LIABILITIES
  Revolving line of credit                                   --        25,300
  Other secured debt                                      3,858            --
  Deferred income taxes                                   4,338         3,408
  Other                                                   1,672         2,479
                                                        -------       -------
      TOTAL LONG-TERM LIABILITIES                         9,868        31,187
                                                        -------       -------

        TOTAL LIABILITIES                                55,539        58,800

STOCKHOLDERS' EQUITY
  Common stock $0.01 par value - 30,000,000
    shares authorized;  12,066,149 and 11,982,385
    issued at September 30, 1996 and December 31, 1995,
    respectively                                            121           120
  Additional paid-in capital                             30,470        29,889
  Retained earnings                                      16,462        13,198
  Less 806,840 shares at September 30, 1996 and
    December 31, 1995 in treasury at cost                (4,641)       (4,641)
                                                        -------       -------
      TOTAL STOCKHOLDERS' EQUITY                         42,412        38,566
                                                        -------       -------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                            $97,951       $97,366
                                                        -------       -------
                                                        -------       -------

See accompanying notes to the unaudited consolidated financial statements.

                        SUPERCUTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     ----------------------------  ----------------------------
                                                     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                         1996           1995           1996           1995
                                                     -------------  -------------  -------------  -------------
REVENUES
  Company-owned Store Sales                             $21,555        $19,364       $ 62,643       $ 56,572

  Franchised and Managed Store Revenues                   6,304          6,534         18,748         18,824
                                                        -------        -------       --------       --------
      Total Revenues                                     27,859         25,898         81,391         75,396

COSTS AND EXPENSES
  Company-owned Store Expense
    Salaries and Benefits                                10,855          9,547         31,035         28,906
    Other Store Expense                                   7,106          7,152         20,824         21,046
                                                        -------        -------       --------       --------
      Total Store Expense                                17,961         16,699         51,859         49,952

  Field Management and Support                            4,282          3,489         12,701         10,630
                                                        -------        -------       --------       --------
        Total Costs and Expenses                         22,243         20,188         64,560         60,582

Corporate General & Administrative Expenses               1,408          1,451          4,577          4,325

Depreciation and Amortization                             1,590          1,419          4,732          3,998
                                                        -------        -------       --------       --------
INCOME FROM OPERATIONS                                    2,618          2,840          7,522          6,491

Interest (income)                                          (292)          (333)        (1,003)          (920)
Interest expense                                            653            548          1,989          1,694
Other (income), net of expenses                            (219)          (207)          (801)          (757)
                                                        -------        -------       --------       --------
INCOME BEFORE PROVISION FOR INCOME TAXES                  2,476          2,832          7,337          6,474

PROVISION FOR INCOME TAXES,
INCLUDING $1.5 MILLION CHARGE FOR
CHANGE IN ACCOUNTING ESTIMATE
(SEE NOTE 6)                                             2,327          1,035          4,073          2,272
                                                        -------        -------       --------       --------
NET INCOME                                              $   149        $ 1,797       $  3,264       $  4,202
                                                        -------        -------       --------       --------
                                                        -------        -------       --------       --------
NET INCOME PER COMMON SHARE                             $  0.01        $  0.16       $   0.29       $   0.38
                                                        -------        -------       --------       --------
                                                        -------        -------       --------       --------
SYSTEM-WIDE SALES                                       $80,143        $75,582       $236,619       $220,299
                                                        -------        -------       --------       --------
                                                        -------        -------       --------       --------


See Exhibit 11 for computation of earnings per share.

See accompanying notes to the unaudited consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                                  1996           1995
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 3,264        $ 4,202
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                 4,732          3,998
    Change in deferred income taxes                               5,135          2,336
Changes in assets and liabilities:
    Accounts receivable, net                                     (1,027)          (229)
    Accounts payable and accrued liabilities                       (936)         2,187
    Restructuring liabilities                                    (2,377)            --
    Other assets and liabilities                                 (3,098)        (3,950)
                                                                -------        -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               5,693          8,544

CASH FLOWS FROM INVESTING ACTIVITIES
Non-current receivables                                          (4,699)        (1,971)
Capital expenditures                                             (1,732)        (5,283)
Acquisition of stores, net of cash acquired                      (1,050)        (1,163)
                                                                -------        -------
          NET CASH (USED IN) INVESTING ACTIVITIES                (7,481)        (8,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under (payments on) revolving line of credit      (4,000)            --
Other secured debt                                                5,040             --
Issuance of common stock                                            582            302
Repayment of other debt and other items                            (564)          (148)
                                                                -------        -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES               1,058            154
                                                                -------        -------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                           (730)           281
CASH AND SHORT-TERM INVESTMENTS,
  BEGINNING OF PERIOD                                             2,054          1,504
                                                                -------        -------
CASH AND SHORT-TERM INVESTMENTS,
  END OF PERIOD                                                 $ 1,324        $ 1,785
                                                                -------        -------
                                                                -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Interest paid                                                 $ 1,986        $ 1,679
  Income taxes paid                                                 483          1,135
  Liabilities assumed from acquisitions                             824             55
                                                                -------        -------
                                                                -------        -------



See accompanying notes to the unaudited consolidated financial statements.

                          SUPERCUTS, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1.

The accompanying unaudited consolidated financial statements have been prepared from the records of Supercuts, Inc. and its subsidiaries (the "Company") and, in the opinion of management, include all adjustments necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The balance sheet as of December 31, 1995 has been prepared from the audited financial statements of the Company.

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

Management believes the Company's business does not experience any material seasonality. The Company's quarterly results of operations, however, may fluctuate as a result of a number of factors, including the timing of new store openings. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.

NOTE 2.

In 1996, the Company organized its operations management on a geographic basis, incorporating franchise and Company-owned stores. The Company believes this will provide better support for its growth in the future. The income statements for the three and nine months ended September 30, 1995, have been reclassified to reflect this new organization.

NOTE 3.

In December 1993, the Company entered into an agreement ("Credit Agreement") with a syndicated bank group ("Banks") for a $30 million revolving line of credit. The Credit Agreement was amended on March 29, 1996 ("Amended Credit Agreement"), which is discussed below. The Credit Agreement was composed of two facilities, a facility which had a maximum availability of $5 million, expiring in December 1996, and a facility which had a maximum availability of $22 million through December 1994, increasing to $25 million through September 1996, decreasing thereafter by $2 million to $3 million quarterly, expiring in December 1998. The Credit Agreement provided for a variety of covenants, including that the Company maintain certain levels of tangible net worth, EBITDA and financial ratios. Borrowings have been used to finance the growth of the Company's new stores program. At September 30, 1996 and December 31, 1995, there were $21.3 million and $25.3 million of borrowings outstanding under the line, respectively.

                           SUPERCUTS, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 1996


Interest on borrowings under this agreement is payable in arrears at each interest payment date at the base rate, as defined, or at the offshore rate, as defined, plus in each case, an applicable margin, as well as certain commitment fees. The weighted average interest rate on the line of credit was 8.7% and 7.7% at September 30, 1996 and December 31, 1995, respectively.

On March 29, 1996, the Company and the Banks executed an Amended Credit Agreement which amended its $30 million revolving line of credit, and cured any possible default under the previous covenants. The significant terms are as follows:

     1) Facility A is eliminated in the Amended Credit Agreement and Facility B will have a maximum availability of $29.3 million. Expiration of Facility B has been changed from December 31, 1998 to March 31, 1997.

     2) Facility B requires a reduction in the maximum availability on the following dates:

                        DATE               MAXIMUM AVAILABILITY
                --------------------     ------------------------
                  October 15, 1996              $28,325,000
                  November 15, 1996              27,325,000
                  December 31, 1996              26,800,000
                  January 31, 1997               25,800,000
                  February 28, 1997              24,800,000

     3) The Banks receive a security interest in all the assets of the Company.

     4) The Company may purchase stores from investor/franchisee stores for only up to $2 million to be paid over the term of the amendment.

5) The Company is limited in the amount of its receivable balance with the investor/franchisees.

On October 28, 1996 the Company retired the outstanding balance due on the revolving line of credit, and subsequently, terminated the Amended Credit Agreement.

The Company entered into a Loan and Security Agreement ("Loan") as of February 1, 1996, with Prime Leasing, Inc., under which the Company borrowed $5.0 million. The terms of the Loan provide for 60 monthly payments of principal and interest of approximately $104,000 and a final payment of $580,000. The Loan is secured by certain store equipment and leasehold improvements.

                         SUPERCUTS, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996

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

During the nine months ended September 30, 1996, total charges incurred by the Company related to these restructuring activities were $3.7 million, of which $1.3 million related to non-cash items. Primarily, the amounts incurred related to professional fees, severance and costs related to the disposition of assets.

NOTE 5.

On July 14, 1996, the Company signed a merger agreement with Regis Corporation, a Minneapolis-based owner and operator of 1,950 hair and retail product salons. The merger was approved by the shareholders of both companies and was completed on October 25, 1996, as a stock-for-stock transaction. The transaction will be accounted for as a pooling-of-interest. Refer to Form 8-K dated July 14, 1996, and Form S-4 dated September 24, 1996, for additional information on the merger between the Company and Regis Corporation.

NOTE 6.

As reflected in the Statement of Operations for the quarter ended September 30, 1996, the Company has recorded as part of its September 30, 1996 income tax provision a $1.5 million change in estimate associated with income tax matters related to years prior to 1996. The change in esxtimate includes changes resulting from the completion of an I.R.S. examination in the quarter ended September 30, 1996.
                                       9

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In 1996, the Company organized its operations management on a geographic basis, incorporating franchise and Company-owned stores. The Company believes this will provide better support for its growth in the future. The income statements for the three and nine months ended September 30, 1995, have been reclassified to reflect this new organization.

REVENUES. Total revenues increased 7.6% to $27.9 million for the three months ended September 30, 1996, from $25.9 million for the three months ended September 30, 1995. Total revenues increased 8.0% to $81.4 million for the nine months ended September 30, 1996, from $75.4 million for the same period ended September 30, 1995.

Revenues from Company-owned store sales increased 11% to $21.6 million for the three months ended September 30, 1996, from $19.4 million for the three months ended September 30, 1995. Revenues from Company-owned store sales increased 11% to $62.6 million for the nine months ended September 30, 1996, from $56.6 million for the nine months ended September 30, 1995. The revenue increase is primarily the result of an increase in the average number of Company-owned stores open during the three and nine months ended September 30, 1996, compared to the same periods ended September 30, 1995, as well as increased volume per store in the New York Metro market.

Franchised and managed store revenues decreased 3.5% to $6.3 million for the three months ended September 30, 1996, from $6.5 million for the same period ended September 30, 1995. Franchised and managed store revenues declined slightly to $18.7 million for the nine months ended September 30, 1996, from $18.8 million for the same period ended September 30, 1995. The decrease for the three month period is attributable to a net 10 fewer new store openings (17 fewer Investor/Franchisee offset by 7 additional Franchisee) in the third quarter of 1996 as compared to the third quarter of 1995.

System-wide sales increased 6.0% and 7.4% for the three and nine months ended September 30, 1996, respectively, increasing from $75.6 million to $80.1 million for the three months ended September 30, 1995, and 1996, respectively, and from $220.3 million to $236.6 million for the nine months ended September 30, 1995, and 1996, respectively. This increase in System-wide sales is the result of the total number of stores in the system increasing from 1,126 at September 30, 1995 to 1,172 at September 30, 1996. System-wide comparable store sales for the nine months ended September 30, 1996, increased 2.6%.

COSTS AND EXPENSES. Costs and expenses for Company-owned stores include all in-store operating expenses. Costs and expenses for Company-owned stores increased 7.6% to $18.0 million for the three months ended September 30, 1996, from $16.7 million for the same period in 1995. Costs and expenses for Company-owned stores increased 3.8% to $51.9 million for the nine months ended September 30, 1996,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


from $50.0 million for the same period in 1995. The increases were due primarily to an increase in the average number of Company-owned stores in operation in 1996. However, Company-owned store expenses decreased as a percentage of sales to 83.3% from 86.2% for the three months ended September 30, 1996 and 1995, respectively, and to 82.8% from 88.3% for the nine months ended September 30, 1996, and 1995, respectively. This represents a 2.9 and 5.5 point decline for the two comparative periods, respectively. This was due primarily to controlling store costs, especially salaries and benefits, relative to the increase in Company-owned store sales.

Costs and expenses for Field management and support include training, marketing and administrative expenses related to supporting stores system-wide. These costs and expenses increased 23% from $3.5 million for the three months ended September 30, 1995, to $4.3 million for the same period in 1996. These costs and expenses increased 19% from $10.6 million for the nine months ended September 30, 1995, to $12.7 million for the same period in 1996. This increase was primarily the result of an increased level of field support necessitated by the net addition of 136 stores to the system since December 1994.

Corporate general & administrative expenses decreased 3.0% from $1.5 million for the three months ended September 30, 1995, to $1.4 million for the same period in 1996. These expenses increased 5.8% from $4.3 million for the nine months ended September 30, 1995, to $4.6 million for the same period in 1996. This nine month increase was due to increases in professional and consulting fees that the Company incurred during the first quarter change in its organization.

Income from operations decreased 7.8% to $2.6 million for the three months ended September 30, 1996, from $2.8 million for the three months ended September 30, 1995. Income from operations increased 16% to $7.5 million for the nine months ended September 30, 1996, from $6.5 million for the nine months ended September 30, 1995, for the reasons noted above.

DEPRECIATION AND AMORTIZATION EXPENSE.   For the three and nine months ended
September 30, 1996 depreciation and amortization expense was $1.6 million and $4.7 million, respectively, an increase of 12% and 18%, respectively, over the comparable periods in 1995. This was due to an increase in the average number of company-owned stores in operation from September 1995 to September 1996.

INTEREST INCOME.   Interest income decreased 12% from $333 thousand to $292
thousand for the three months ended September 30, 1995, and 1996, respectively. Interest income increased 9% from $920 thousand to $1.0 million for the nine months ended September 30, 1995, and 1996, respectively. The increase for the nine month period was due primarily to an increase in the notes receivable balances due to the Company from the Investor/Franchise stores, offset by a decrease in the same notes receivable balances in the third quarter as a result of the acquisition by the Company of 28 Investor/Franchise stores.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST EXPENSE.   Interest expense increased 19% from $548 thousand for the
three months ended September 30, 1995, to $653 thousand for the same period in 1996. Interest expense increased 17% from $1.7 million for the nine months ended September 30, 1995, to $2.0 million for the same period in 1996. This increase is primarily the result of higher debt balances carried by the Company during the first nine months of 1996 as compared to the same period in 1995.

INCOME TAXES.   The effective tax rate is 55.5% for the nine months ended
September 30, 1996, an increase of 20 percentage points from the comparable period in 1995. This increase is due to a charge of $1.5 million for changes in accounting estimates of the Company's income tax liabilities, based on the completion of a recent I.R.S. examination. Absent this one-time change in accounting estimates, the tax rate for the nine months ended September 30, 1996 would have approximated the prior year's rate.

NET INCOME.   Net income decreased 98% to $149 thousand for the three months ended September 30, 1996, when compared to the three months ended September 30, 1995, and decreased 22% to $3.3 million for the nine months ended September 30, 1996, when compared to the nine months ended September 30, 1995, for the reasons noted above.

Excluding the impact of the change in accounting estimate for tax liabilities, discussed above, net income would have decreased 8.2% to $1.6 million for the three months ended September 30, 1996, when compared to the three months ended September 30, 1995, and would have increased 13% to $4.8 million for the nine months ended September 30, 1996, when compared to the nine months ended September 30, 1995, for the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities for the nine months ended September 30, 1996, totaled $5.7 million while cash generated by operating activities totaled $8.5 million for the nine months ended September 30, 1995, as the Company pursues its restructuring plans which reduced cash generated by operating activities by $2.4 million. Capital expenditures for the same periods totaled $1.7 million and $5.3 million, respectively.

Subsequent to the Company's acquisition by Regis Corporation, on October 28, 1996, the Company retired the outstanding balance due on its revolving line of credit and terminated the respective agreement with its lenders.

The following table shows the number of stores in the Supercuts system for the dates shown and the change in stores during the nine months ended September 30, 1996:

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                    STORE COUNT

                                   Investor/Franchisee
                   Company-owned     Stores Managed         Franchise
                       Stores         by the Company          Stores      Total
--------------------------------------------------------------------------------

September 30, 1995     355                 134                 637        1,126
                     =====                 ===                ====        =====
December 31, 1995      369                 141                 653        1,163
Openings                 6                  --                  27           33
Transfer to
 Franchisee Control    (63)                 --                  63           --
Acquisitions            48                 (46)                 (2)          --
Closed                  (8)                 (5)                (11)         (24)
                     -----                 ---                ----        -----
September 30, 1996     352                  90                 730        1,172
                     =====                 ===                ====        =====

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 13, 1996, Mr. David E. Lipson and DEL Holding Corporation ("DEL"), a Nevada corporation, which the Company believes is wholly owned by Mr. Lipson, brought legal action against the Company and certain of its directors and officers. The initial lawsuit, prior to subsequent amendments, sought payment of $3 million, allegedly due to DEL pursuant to a Consulting Agreement dated as of August 22, 1995, between the Company and DEL. The initial lawsuit also sought unspecified damages allegedly sustained by Mr. Lipson as a result of a delay in his ability to sell 1,508,220 shares of the Company's common stock, which were sold by him between February 20 and February 28, 1996, because of the Company's refusal to remove restrictive legends from certificates representing such stock. According to his lawsuit, Mr. Lipson sold the number of shares noted for an aggregate of $7.8 million, or a reported average price of $5.20 per share. The Company's common stock price range for the month of February, 1996, was a high of 7-3/8, a low of 5-1/8 and a close of 5-1/8. All matters that were heard in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 96C-0822, are currently on appeal in the United States Court of Appeals for the Seventh Circuit. In the opinion of management, the outcome of the litigation will not have a material adverse effect on the Company's financial position or its results of operations.


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

ITEM 5. OTHER INFORMATION

On July 14, 1996, the Company signed a merger agreement with Regis Corporation, a Minneapolis-based owner and operator of 1,950 hair and retail product salons. The merger was approved by the shareholders of both companies and was completed on October 25, 1996, as a stock-for-stock transaction. The transaction will be accounted for as a pooling of interest. Refer to Form 8-K dated July 14, 1996, and Form S-4 dated September 24, 1996, for additional information on the merger between the Company and Regis Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

     INDEX TO EXHIBITS


 EXHIBIT
   NO.         DESCRIPTION
---------      -----------------------------------------------------------------
  2.47         Certificate of Merger, dated October 25, 1996, between Supercuts,
               Inc., a Delaware Corporation, and RGIS Merger Corporation

 10.40 Master Development and Franchise Agreement and related Promissory Note and Guaranty, dated August 12, 1996, by and between Superbroward, L.L.C., a Delaware limited liability company, and Supercuts, Inc., a Delaware Corporation

 10.41 Master Development and Franchise Agreement and related Promissory Note and Guaranty, dated September 9, 1996, by and between La Carina Supercuts, Inc., a Florida Corporation, and Supercuts, Inc., a Delaware Corporation

 11            Computation of Earnings per Share.


REPORT ON FORM 8-K
------------------
None.

                         SUPERCUTS, INC. AND SUBSIDIARIES

                                   EXHIBIT  11

                        COMPUTATION OF EARNINGS PER SHARE
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                   FOR THE                 FOR THE
                                THREE MONTHS             NINE MONTHS
                                    ENDED                   ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                            ---------------------     --------------------
                             1996          1995         1996        1995
                            -------      --------     --------     -------
Net Earnings                $   149      $  1,797     $  3,264     $ 4,202
                            -------      --------     --------     -------
                            -------      --------     --------     -------
Weighted average number
 of outstanding shares       11,236        11,173       11,205      11,162
                            -------      --------     --------     -------
                            -------      --------     --------     -------
Earnings per common
 share                      $  0.01      $   0.16     $   0.29     $  0.38
                            -------      --------     --------     -------
                            -------      --------     --------     -------






  Common stock equivalents are considered immaterial for the periods presented.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SUPERCUTS, INC.
                                         ------------------------------------
                                                     Registrant


Date:  November 14, 1996                 ------------------------------------
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